Form 10-K
period 2003-12-31
ABFS MORTGAGE LOAN TRUST 2003 1
filed 2004-03-31
CIK 1225162

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

[ ]      Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                                             Commission File Number 333-91334-03

                   BEAR STEARNS ASSET BACKED SECURITIES INC
             (Exact name of registrant as specified in its charter)


       Delaware                                        13-3836437
 (State or other jurisdiction of               (IRS Employer Identification No.)
     incorporation)

245 Park Avenue
New York, New York                                         10167
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code : (212) 272-4095

                        ABFS Mortgage Loan Trust 2003-1
               Mortgage Pass-Through Certificates, Series 2003-1
            (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No [X]

                   Documents incorporated by reference: None

BEAR STEARNS ASSET BACKED SECURITIES INC.
ABFS Mortgage Loan Trust 2003-1
Mortgage Pass-Through Certificates, Series 2003-1
-----------------------------------------------------------------------


PART I

Item 1.  Business

         Omitted.

Item 2.  Properties

         Omitted.

Item 3.  Legal Proceedings

     The Registrant is not aware of any material legal proceeding with respect to, the Company, the Servicer or the Trustee, as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Trust does not issue stock. There is currently no established secondary market for the Certificates. As of December 31, 2003, the number of holders of each Class of Offered Certificates was 5.


Item 6.  Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

         Omitted.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

Item 9A. Controls and Procedures.

         Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Omitted.

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Omitted.

Item 13. Certain Relationships and Related Transactions

        No reportable transactions have occurred.

Item 14. Principal Accounting Fees and Services

         Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Not applicable.

(b) Reports on Form 8-K: The following Current Reports on Form 8-K with respect to the Trust were filed by the Registrant for the last quarter of 2003.

    Current Reports on Form 8-K dated October 27, 2003, November 25, 2003, and December 26, 2003 were filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for payments made on the same date. The items reported in such Current Report were
    Item 5 and Item 7.

(c) Exhibits to this report.

     Annual Independent Accountant's Servicing Report concerning servicing activities for the year ended December 31, 2003, filed as Exhibit 99.1 hereto.

     Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2003, filed as Exhibit 99.2 herto.

     Annual Statement of Compliance for the year ended December 31, 2003, filed as Exhibit 99.3 hereto.

(d) Not applicable.

BEAR STEARNS ASSET BACKED SECURITIES INC.
ABFS Mortgage Loan Trust 2003-1
Mortgage Pass-Through Certificates, Series 2003-1
-----------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AMERICAN BUSINESS CREDIT, INC.


Date:  March 30, 2004            By: Anna M. Bucceroni
                                     --------------------------------------
                              Name:  Anna M. Bucceroni
                            Title:   Senior Vice President

               CERTIFICATION OF AMERICAN BUSINESS CREDIT, INC.

Issuer:  ABFS 2003-1, Inc.

     I, Anna M. Bucceroni, the Senior Vice President of American Business Credit, Inc., the servicer of the asset backed securities issued by Issuer, certifies that:

     1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Credit Suisse First Boston Mortgage Securities Corp. with respect to the Issuer;

     2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

     3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

     4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

     5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement that is included in these reports.

     I have disclosed to the registrant's certified public accountants all significant deficiencies relating to the servicer's compliance with the minimum servicing standards in accordance with pooling and servicing, or similar, agreement, that is included in these reports.


    Signature:  /s/ Anna M. Bucceroni
               --------------------------------------
                 Anna M. Bucceroni

        Title:   Senior Vice President

         Date:   March 30, 2004

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit Description

99.1    Annual Independent Accountant's Servicing Report

99.2    Report of Management as to Compliance with Minimum Servicing Standards

99.3    Annual Statement as to Compliance

                                  EXHIBIT 99.1
                Annual Independent Accountant's Servicing Report
                        -------------------------------
BDO Seldman, LLP
Accountants and Consultants
1700 Market Street, 29th Floor
Philadelphia, PA  19103-3962
Telephone (215) 636-5500
Faz (215) 636-5501

Independent Auditors' Report

American Business Credit, Inc.
Bala Cynwyd, Pennsylvania

We have examined management's assertion about American Business Credit, Inc.'s compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2003 included in the accompanying management assertion. Management is responsible for American Business Credit, Inc.'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about American Business Credit, Inc.'s compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the cicumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on American Business Credit, Inc.'s compliance with the minimum servicing standards.

In our opinion, management's assertion that American Business Credit, Inc. complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.

/s/ BDO Seidman, LLP
------------------------------

February 13, 2004

                                  EXHIBIT 99.2
     Report of Management as to Compliance with Minimum Servicing Standards
                                  -----------

American Business Credit Inc.
100 Penn Square East
Philadelphia, PA  19107
Phone 215.940.4000


February 13, 2004

BDO Seidman, LLP
1700 Market Street, 29th Floor
Philadelphia, PA  19103

BDO Seidman LLP:

In connection with your engagement to examine our assertion that American Business Credit, Inc. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2003, we recognized that obtaining representations from us concerning the information contained in this letter is a significant procedure in enabling you to express an opinion on management's assertion about compliance with the minimum servicing standards. Accordingly, we make the following represenations, which are true to the best of our knowledge and belief in all material respects:

1. We are responsible for complying with the minimum servicing standards in the USAP and all federal and state regulations.

2. We are responsible for establishing and maintaining effective internal control over compliance with the minimum servicing standards.

3. We have performed an evaluation of American Business Credit, Inc.'s compliance with the miinimum servicing standards.

4. As of and for the year ended December 31, 2003, American Business Credit, Inc. as complied with the minimum servicing standards.

5. We have disclosed to you all known instances of noncompliance with the minimum servicing standards.

6. We have made available to you all documentation related to compliance with the minimum servicing standards.

7.   We have not made our own interpretation of any minimum servicing standards.

8. We have disclosed all communications from regulatory agencies, internal auditors or other independent practitioners or consultants concerning possible noncompliance with the minimum servicing standards.

9. We have made available to you all information that we believe is relevant to the minimum servicing standards.

10. We have disclosed all known noncompliance that occured subsequent to December 31, 2003.

11. Management is not aware of any information indicating that an illegal act, or violations or possible violations of any regulations, has or may have occurred whether or not perceived to have a material effect on the monthly servicer reports.

12. All payment allocations are in compliance with underlying loan documents and applicable laws and regulations.

13. We believe the coverage provided by our fidelity bond is adequate and has not changed since inception.

Sincerely,

/s/ Anthony J. Santilli                         Date:  3/15/04
---------------------------------------
President and Chief Executive Officer
American Business Financial Services, Inc.
(On behalf of American Business Credit, Inc.)


/s/ Albert W. Mandia                            Date:  3/15/04
----------------------------------------
Executive Vice President and Chief Financial Officer
American Business Financial Services, Inc.
(On behalf of American Business Credit, Inc.)


/s/ Jeffrey M. Ruben                            Date:  3/15/04
----------------------------------------
Executive Vice President
American Business Financial Services, Inc.
(On behalf of American Business Credit, Inc.)


/s/ Carole Santilli                             Date:  3/16/04
----------------------------------------
Sr. Vice President Servicing
American Business Financial Services, Inc.
(On behalf of American Business Credit, Inc.)

/s/ John Borys                                  Date:  3/17/04
----------------------------------------
Senior Vice President Cash Collections
American Business Financial Services, Inc.
(On behalf of American Business Credit, Inc.)


/s/ Anna Bucceroni                              Date:  3/15/04
----------------------------------------
Senior Vice President Securitization
American Business Financial Services, Inc.
(On behalf of American Business Credit, Inc.)

                                  EXHIBIT 99.3
                        Annual Statement as to Compliance
                        -------------------------------
American Business Credit, Inc.

March 19, 2004

Mr. Joseph Costantino
JP Morgan Chase Bank
4 New York Plaza, 6th Floor
New York, NY  10004

Ms. Ernestine Warner
Standard and Poors Corporation
55 Water Street
New York, NY  10041

Ms. Taruna Reddy
Moody's Investor Service
99 Church Street, 4th floor
New York, NY  10041

                                $450,000,000.00
                        ABFS MORTGAGE LOAN TRUST 2003-1
               MORTGAGE PASS THROUGH CERTIFICATES, SERIES 2003-1
                 ANNUAL OFFICER'S CERTIFICATE AS TO COMPLIANCE

Pursuant to Section 5.09 of the Pooling and Servicing Agreement (The "Agreement") dated as of March 1, 2003 between American Business Credit, INc. as Servicer (the "Servicer"), Bear Stearns Asset Backed Securities, Inc. as Depositor, and JP Morgan Chase Bank as Trustee (the "Trustee"), the undersigned does hereby certify the following:

1. I have reviewed the activities of the Servicer for the period ended December 31, 2003 and its performance under the Agreement.

2. To the best of my knowledge, based on such review, the Servicer has fulfilled its duties, responsibilities and obligations under the Agreement in all material respects throughout such period.

IN WITNESS WHEREOF, the undersigned has executed this Certificate as of the 19th day of March, 2004.

American Business Credit, Inc.

Attest:

/s/ Jeffrey M. Ruben
--------------------------
Executive Vice President

/s/ Albert W. Mandia
--------------------------
Executive Vice President and Chief Financial Officer